Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II A
filed 1995-08-15
CIK 739709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For Quarter Ended June 30, 1995                  Commission File No. 2-89177


                     WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                  (Exact name of registrant as specified in its charter)


   Massachusetts                                                   4-2819912
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)


One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code            (617) 482-8000


                                   Not Applicable
                 (Former name, former address and former fiscal  year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section  13  or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                           Yes     X          No
                                  ---              ---
                             There are no Exhibits.

                                  Page 1 of 12
(Page 2)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                                      INDEX                  Page No.

Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30,  1995
  and December 31, 1994                                      3

Statements  of Operations  For  the
  Quarters Ended June 30, 1995 and 1994 and the
  Six Months Ended June 30, 1995 and 1994                    4

Statements of Cash Flows For the Six
  Months Ended June 30, 1995 and 1994                        5

Notes to Financial Statements                                6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations              8 - 9

Computer Equipment Portfolio                                 10

Part II. OTHER INFORMATION

Items 1 - 6                                                  11

Signature                                                    12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                                     Assets      (Unaudited)      (Audited)
                                                   6/30/95         12/31/94
Investment property, at cost (note 3):
 Computer equipment                               $  1,307,694    $ 1,562,489
   Less accumulated depreciation                     1,240,294      1,382,982
                                                  ---------------------------
    Investment property, net                            67,400        179,507

Cash and cash equivalents                               96,980        382,960
Marketable securities (note 2)                          71,080              -
Rents receivable, net (note 2)                          38,203         19,224
Sales receivable, net (note 2)                               -          8,835
Accounts receivable - affiliates, net (note 2)           1,182              -
                                                  ---------------------------
   Total assets                                   $    274,845    $   590,526
                                                  ---------------------------
                                                  ---------------------------

                        Liabilities and Partners' Equity
Liabilities:
  Accounts payable and accrued expenses -
     affiliates (note 4)                          $     21,316    $    30,551
 Accrued expenses                                        3,190          7,974
 Accounts payable                                       33,303         36,961
 Distribution payable                                    4,882              -
 Unearned rental revenue                                 1,746          5,500
                                                  ---------------------------
   Total liabilities                                    64,437         80,986
                                                  ---------------------------
Partners' equity:
 General Partner:
   Capital contribution                                  1,000          1,000
   Cumulative net income                               823,364        793,866
   Cumulative cash distributions                      (824,364)      (806,463)
                                                  ---------------------------
                                                             -        (11,597)
                                                  ---------------------------
 Limited Partners (24,737 units):
   Capital contribution, net of offering costs      11,019,501     11,019,501
   Cumulative net income                             4,853,882      4,824,477
   Cumulative cash distributions                   (15,662,975)   (15,322,841)
                                                  ---------------------------
                                                       210,408        521,137
                                                  ---------------------------
   Total partners' equity                              210,408        509,540
                                                  ---------------------------
   Total liabilities and partners' equity         $    274,845    $   590,526
                                                  ---------------------------
                                                  ---------------------------

                 See accompanying notes to financial statements.
(Page 4)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                              ---------------------      ---------------------
                                1995        1994          1995          1994
                              ---------------------      ---------------------
Revenue:
 Rental income                $ 78,875    $ 137,863      $151,422     $295,955
 Interest income                 1,970        2,366         7,114        3,192
 Recovery of net unsecured
   pre-petition claim
     (note 2)                   71,080            -        71,080            -
                              ---------------------      ---------------------
    Total revenue              151,925      140,229       229,616      299,147
                              ---------------------      ---------------------
Costs and expenses:
 Depreciation                   25,486       67,826        64,077      141,284
 Interest                       (1,077)       1,216            43        2,962
 Related party expenses
   (note 4):
   Management fees               2,061        4,771         5,976       16,321
   General and administrative   17,911       11,631        33,877       27,393
 Net loss (gain) on sale
   of equipment                      -       (3,045)       40,336       (3,845)
 Provision for
    doubtful accounts           13,407       14,834        26,404       14,834
                              ---------------------      ---------------------
    Total costs
      and expenses              57,788       97,233       170,713      198,949
                              ---------------------      ---------------------
Net income                    $ 94,137    $  42,996      $ 58,903     $100,198
                              ---------------------      ---------------------
                              ---------------------      ---------------------
Net income (loss) per Limited
 Partnership Unit             $   3.61    $    1.56      $   1.19     $  (1.82)
                              ---------------------      ---------------------
                              ---------------------      ---------------------

                 See accompanying notes to financial statements.
(Page 5)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                   1995             1994
Cash flows from operating activities:
 Net income                                        $  58,903        $ 100,198
                                                   --------------------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                      64,077          141,284
    Provision for doubtful accounts                   26,404           14,834
    Net loss (gain) on sale of equipment              40,336           (3,845)
    Net (increase) decrease in current assets       (108,810)          26,063
    Net (decrease) increase in current
       liabilities                                   (21,431)          69,271
                                                   --------------------------
      Total adjustments                                  576          247,607
                                                   --------------------------
      Net cash provided by operating activities       59,479          347,805
                                                   --------------------------
Cash flows from investing activities:
 Purchase of investment property                           -           (2,250)
 Proceeds from sales of investment property            7,694           22,485
                                                   --------------------------
      Net cash provided by investing activities        7,694           20,235
                                                   --------------------------
Cash flows from financing activities:
 Principal payments on long-term debt                      -         (133,077)
 Cash distributions to partners                     (353,153)        (195,291)
                                                   --------------------------
      Net cash used in financing activities         (353,153)        (328,368)
                                                   --------------------------
Net (decrease) increase in cash and cash
  equivalents                                       (285,980)          39,672
                                                   --------------------------
Cash and cash equivalents
  at beginning of period                             382,960          141,087
                                                   --------------------------
Cash and cash equivalents at end of period         $  96,980        $ 180,759
                                                   --------------------------
                                                   --------------------------
Supplemental cash flow information:
 Interest paid during the period                   $   1,120        $   4,111
                                                   --------------------------
                                                   --------------------------

                 See accompanying notes to financial statements.
(Page 6)

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                                   (Unaudited)

(1)   Organization and Partnership Matters

The  foregoing financial statements of  Wellesley
Lease   Income  Limited  Partnership  II-A   (the
"Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.
Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial statements include allowances  for
estimated  losses  on receivable  balances.   The
allowances  for doubtful accounts  are  based  on
past  write  off experience and an evaluation  of
potential   uncollectible  accounts  within   the
current receivable balances.  Receivable balances
which  are  determined  to be  uncollectible  are
charged  against  the  allowance  and  subsequent
recoveries,   if   any,  are  credited   to   the
allowance.   At  June 30, 1995 and  December  31,
1994,   the   allowance  for  doubtful   accounts
included  in  rents receivable  was  $27,911  and
$1,042, respectively, and $0 and $465 included in
sales  receivable, respectively.   The  allowance
for   doubtful  accounts  included  in   accounts
receivable - affiliates was $194,623 at June 30, 1995 and December 31, 1994, respectively, all of which is related to the pre-petition bankruptcy claim.

Marketable Securities

The marketable securities consist of common stock in Continental Information Systems Corporation received by the Partnership in the distribution made December 27, 1994 by the Trustee of the Liquidating Estate of CIS Corporation, et al with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At  June 30, 1995, the Partnership owned computer
equipment  with  a  depreciated  cost  basis   of
$67,400,   subject  to  existing   leases.    All
purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(Page 7)

(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1995 and 1994 are as follows:

                                    1995        1994

Management fees                  $   5,976    $ 16,321
Reimbursable expenses paid          35,142      21,166
                                 ---------------------
                                 $  41,118    $ 37,487
                                 ---------------------
                                 ---------------------

Under the terms of the Partnership Agreement, the
General  Partner  is  entitled  to  an  equipment
acquisition fee of 3% of the purchase price  paid
by   the  Partnership  for  the  equipment.   The
General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operations of the Partnership.

(5)   Subsequent Events

On  July  20, 1995, the Partnership received  the
second  distribution  from  the  Trustee  of  the
Liquidating  Estate  of CIS Corporation,  et  al,
with  respect  to the net unsecured  pre-petition
claim.    The  distribution  consisted  of   cash
proceeds  of $108,985 and 2,453 shares of  common
stock    in   Continental   Information   Systems
Corporation with a carrying value of $6,133.  The
cash and stock will be reflected in the financial
statements  for  the  third  quarter   of   1995.
Following the Trustee's second distribution,  the
Partnership  has a remaining net  unsecured  pre-
petition  claim of $75,114 as of July  20,  1995.
The   General   Partner  anticipates   that   the
Liquidating Estate will make future distributions
on   the  remaining  outstanding  claim  balance,
although it is not possible at this time to determine when these distributions will be made.

(Page 8)

                    WELLESLEY INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The   following   discussion   relates   to   the
Partnership's operations for the quarter and six month periods ended June 30, 1995, compared to the same period in 1994.

The  Partnership realized net income  of  $94,137
for the quarter ended June 30, 1995 in comparison
to  net  income of $42,996 for the quarter  ended
June  30, 1994.  Rental income decreased  $58,988
or  43%  for  the  quarter ended  June  30,  1995
primarily  due to lower rental rates obtained  on
equipment   lease  extensions  and   remarketings
resulting  after the initial lease  term  expires
and  due to a decrease in the overall size of the
equipment  portfolio.  Interest income  decreased
as   a   result   of  lower  average   short-term
investment   balances.   The  recovery   of   net
unsecured  pre-petition claim was the  result  of
the  establishment of the carrying value  of  the
stock   received   in  the  December   27,   1994
distribution from the Trustee of the  Liquidating
Estate   of   CIS  Corporation,   et   al.    The
receivables associated with the stock  settlement
had   been  fully  reserved  in  a  prior   year;
accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses decreased 41%  in  1995
primarily  as  a  result  of  lower  depreciation
expense.  Depreciation expense decreased due to a
large portion of the equipment portfolio becoming
fully depreciated and an overall reduction in the
equipment  portfolio.  Interest expense decreased
between  the  three  month  periods  due  to   an
overaccrual of interest expense that was reversed
in the current period.  Management fees decreased
in  relation  to  the decline in  rental  income.
General and administrative expenses were lower in
1994 due to the receipt of a refund related to  a
sales tax audit assessment that was paid in  1990
and   included   in  general  and  administrative
expenses at that time.

The  Partnership realized net income  of  $58,903
and  $100,198  and rental income of $151,422  and
$295,955  for the six months ended June 30,  1995
and  1994, respectively.  This decrease in rental
income  of 49% can be attributed to lower  rental
rates obtained on equipment lease extensions  and
remarketings after the initial lease term expires
and  due to an overall reduction in the equipment
portfolio,  as mentioned above.  Interest  income
increased  as  a result of higher average  short-
term  investment  balances held  during  the  six
month  periods.  As mentioned above, the recovery
of  net  unsecured  pre-petition  claim  was  the
result of the establishment of the carrying value
of  the  stock received in the December 27,  1994
distribution from the Trustee of the  Liquidating
Estate   of   CIS  Corporation,   et   al.    The
receivables associated with the stock  settlement
had   been  fully  reserved  in  a  prior   year;
accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses decreased 15% in  1995.
The  decrease in costs and expenses is due  to  a
significant  decrease  in  depreciation   expense
offset by the 1995 net loss on sale of equipment.
Depreciation expense decreased between  1995  and
1994  due  to  a  large portion of the  equipment
portfolio  becoming  fully  depreciated   and   a
reduction  in  the  overall equipment  portfolio.
The  decline  in  management  fees  reflects  the
decline  in rental income.  As mentioned  in  the
quarter     analysis    above,    general     and
administrative expenses were lower in 1994 due to
a  sales  tax  audit assessment refund  that  had
originally   been   included   in   general   and
administrative expenses in 1990.  The net loss on
sale  of  equipment for 1995 is  attributable  to
sales of equipment carrying high net book values.
The   Partnership  increased  its  provision  for
doubtful  accounts  by $11,570  between  the  six
month   periods   to  reserve  for  uncollectible
accounts.

(Page 9)

The  Partnership recorded net income per  Limited
Partnership Unit of $3.61 and $1.19 for the quarter ended June 30, 1995 and the six months ended June 30, 1995, respectively.

Liquidity and Capital Resources

For  the  six months ended June 30, 1995,  rental
revenue  generated from operating leases was  the
primary source of funds for the Partnership.   As
equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental  income will continue to decrease  due  to
two  factors.   The  first  factor  is  the  rate
obtained when the original leases expire and  are
remarketed  at  a  lower  rate.   Typically   the
remarketed rates are lower due to the decrease in
useful  life  of  the equipment.   Secondly,  the
increasing  change of technology in the  computer
industry  usually decreases the demand for  older
equipment,  thus  increasing the  possibility  of
obsolescence.   Both  of these  factors  together
will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

During  the  fourth quarter of 1994, the  General
Partner announced its intentions of winding  down
the  operations of the Partnership  beginning  in
1995.   It is anticipated that substantially  all
of the assets will be liquidated and the proceeds
will   be   used   to   settle  all   outstanding
liabilities  and  to  make a final  distribution.
The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners.

The  Partnership's investing activities  for  the
current  six  months resulted in equipment  sales
with   a   depreciated  cost  basis  of  $48,030,
generating  $7,694 in proceeds.  The  Partnership
has  no  material capital expenditure commitments
and will not purchase equipment in the future  as
the  Partnership  has  reached  the  end  of  its
reinvestment   period  and  has   announced   its
intentions   of  winding  down  the   Partnership
beginning in 1995.

Cash  distributions are currently  at  an  annual
level  of  3%  per Limited Partnership  Unit,  or
$3.75 per Limited Partnership Unit on a quarterly
basis.  For the quarter ended June 30, 1995,  the
Partnership  declared  a  cash  distribution   of
$97,646,  of  which $4,882 was allocated  to  the
General Partner and $92,764 was allocated to  the
Limited Partners.  The distribution will be  made
on  August  28,  1995.   The Partnership  expects
distributions   to  be  more  volatile   as   its
operations are winding down.

The   effects   of  inflation   have   not   been
significant  to  the  Partnership  and  are   not
expected to have any material impact in future periods.

(Page 10)
                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

Bell Helicopter Textron, Incorporated
Bell South Services, Incorporated
Eaton Corporation
ITT Grinnell Corporation
Kenworth Truck Company
Owens Corning Fiberglass, Incorporated
Shared Medical Systems Company, Incorporated
Taco Bell Corporation


Equipment Description           Acquisition Price
Computer peripherals            $  758,462
Processors & upgrades              183,078
Telecommunications                 104,615
Other                              261,539
                                ----------
                                $1,307,694
                                ----------
                                ----------

(Page 11)
                           PART II.  OTHER INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item 2.  Changes  in  the   Rights   of   the
         Partnership's Security Holders
         Response:  None

Item 3. Defaults by the Partnership on its Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)

SIGNATURE


Pursuant  to  the requirements of Section  13  or
15(d) of the Securities Exchange Act of 1934, the
Registrant  has  duly caused this  report  to  be
signed   on   its  behalf  by  the   undersigned,
thereunto duly authorized.


WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP II-A
(Registrant)


By:   Wellesley Leasing Partnership,
      its General Partner


By:   TLP Leasing Programs, Inc.,
      one of its Corporate General Partners


Date: August 11, 1995
By:   Arthur P. Beecher,
      President