Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II A
filed 1995-11-14
CIK 739709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-89177


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
             (Exact name of registrant as specified in its charter)


         Massachusetts                                                4-2819912
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


    One Financial Center, 21st Floor, Boston, MA                          02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                               ----------------


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

                                  Yes X No ___

                             There are no Exhibits.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)


                                     INDEX                                                                           Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                         3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                    4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                    5

                    Notes to Financial Statements                                                                     6 - 8

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                            9 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                                11

              Signature                                                                                                  12


                         Part I. FINANCIAL INFORMATION

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets                                          (Unaudited)             (Audited)
                                                                                       9/30/95                12/31/94
Investment property, at cost:
   Computer equipment                                                             $             -        $     1,562,489
     Less accumulated depreciation                                                              -              1,382,982
                                                                                          -------              ---------
       Investment property, net                                                                 -                179,507

   Cash and cash equivalents                                                              109,758                382,960
   Marketable securities (notes 2 and 4)                                                   69,491                      -
   Rents receivable, net (note 2)                                                               -                 19,224
   Sales receivable, net (note 2)                                                               -                  8,835
   Accounts receivable - affiliates, net (notes 2 and 3)                                        -                      -
                                                                                          -------                 ------

     Total assets                                                                 $       179,249        $       590,526
                                                                                  =       =======        =       =======

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued expenses - affiliates (note 3)                   $              -        $        30,551
   Accounts payable and accrued expenses                                                        -                 44,935
   Unearned rental income                                                                       -                  5,500
                                                                                            -----                  -----

     Total liabilities                                                                          -                 80,986
                                                                                            -----                 ------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                828,246                793,866
     Cumulative cash distributions                                                       (829,246)              (806,463)
                                                                                         --------               --------
                                                                                                -                (11,597)
                                                                                         --------                -------
   Limited Partners (24,737 Units):
     Capital contribution, net of offering costs                                       11,019,501             11,019,501
     Cumulative net income                                                              4,923,208              4,824,477
     Cumulative cash distributions                                                    (15,755,738)           (15,322,841)
                                                                                      -----------            -----------
                                                                                          186,971                521,137
                                                                                          -------                -------
     Unrealized losses on marketable securities (note 4)                                   (7,722)                     -
                                                                                           ------                -------
     Total partners' equity                                                               179,249                509,540
                                                                                          -------                -------

     Total liabilities and partners' equity                                       $       179,249        $       590,526
                                                                                  =       =======        =       =======

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental (loss) income                     $    (19,249)      $    104,219         $    132,173        $    400,174
   Interest income                                 2,672              2,782                9,786               5,974
   Recovery of net unsecured
     pre-petition claim (note 4)                 115,118                  -              186,198                   -
   Net (loss) gain on sale
     of equipment                                (14,981)            42,717              (55,317)             46,562
                                                 -------             ------              -------              ------

       Total revenue                              83,560            149,718              272,840             452,710
                                                  ------            -------              -------             -------

Costs and expenses:
   Depreciation                                        -             64,254               64,077             205,538
   Interest                                            -                436                   43               3,398
   Related party expenses (note 3):
     Management fees                                (478)             7,981                5,498              24,301
     General and administrative                   37,741             14,826               71,618              42,219
   (Reversal of) provision for
     doubtful accounts                           (27,911)            (8,126)              (1,507)              6,708
                                                 -------             ------               ------               -----

       Total costs and expenses                    9,352             79,371              139,729             282,164
                                                   -----             ------              -------             -------

Net income                                  $     74,208       $     70,347         $    133,111        $    170,546
                                            =     ======       =     ======         =    =======        =    =======

Net income (loss) per Limited
   Partnership Unit                         $       2.81       $      (0.63)        $       4.00        $      (2.45)
                                            =       ====       =      =====         =       ====        =      =====

                See accompanying notes to financial statements.


                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                           1995                      1994
                                                                                           ----                      ----
Cash flows from operating activities:
   Net income                                                                         $     133,111            $      170,546
                                                                                      -     -------            -      -------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                          64,077                   205,538
       (Reversal of) provision for doubtful accounts                                         (1,507)                    6,708
       Net loss (gain) on sale of equipment                                                  55,317                   (46,562)
       Net (increase) decrease in current assets                                            (47,647)                   39,984
       Net decrease in current liabilities                                                  (80,986)                  (11,795)
                                                                                            -------                   -------

         Total adjustments                                                                  (10,746)                  193,873
                                                                                            -------                   -------

         Net cash provided by operating activities                                          122,365                   364,419
                                                                                            -------                   -------

Cash flows from investing activities:
   Purchase of investment property                                                                -                    (2,250)
   Proceeds from sales of investment property                                                60,113                    92,655
                                                                                             ------                    ------

         Net cash provided by investing activities                                           60,113                    90,405
                                                                                             ------                    ------

Cash flows from financing activities:
   Principal payments on long-term debt                                                           -                  (149,528)
   Cash distributions to partners                                                          (455,680)                 (292,937)
                                                                                           --------                  --------

         Net cash used in financing activities                                             (455,680)                 (442,465)
                                                                                           --------                  --------

Net (decrease) increase in cash and cash equivalents                                       (273,202)                   12,359

Cash and cash equivalents at beginning of period                                            382,960                   141,087
                                                                                            -------                   -------

Cash and cash equivalents at end of period                                            $     109,758            $      153,446
                                                                                      =     =======            =      =======

Supplemental cash flow information:
   Interest paid during the period                                                    $       1,120            $        4,546
                                                                                      =       =====            =        =====

                See accompanying notes to financial statements.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                  For the Nine Months Ended September 30, 1995
                                  (Unaudited)

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

In the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of September 30, 1995, all assets have been sold with the exception of the marketable securities and the unsecured pre-petition claim, and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. The Partnership will not be terminated until the unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners (see note 4 for further discussion).

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $27,911 and $1,042, respectively, and $0 and $465 included in sales receivable, respectively. The allowance for doubtful accounts included in accounts receivable - affiliates was $75,114 and $194,623 at September 30, 1995 and December 31, 1994, respectively, all of which is related to the pre-petition bankruptcy claim.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 4).

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                      1995                      1994
                                                      ----                      ----

      Management fees                             $      5,498              $     24,301
      Reimbursable expenses paid                        47,457                    17,009
                                                        ------                    ------

                                                  $     52,955              $     41,310
                                                  =     ======              =     ======

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

(4)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $7,722.

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 77,213       $ 69,491      $       -          $        -
                                                                       ========       ========      =========          ==========

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

(5)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 5 Subsequent Events, the Partnership received the second distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $108,985 and 2,453 shares of common stock in Continental Information Systems Corporation with a carrying value of $6,133. Following the Trustee's second distribution, the Partnership has a remaining net unsecured pre-petition claim of $75,114 as of July 20, 1995 (see note 6).

(6)   Subsequent Events

On October 20, 1995, the Partnership received the third distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,269 and 2,083 shares of common stock in Continental Information Systems Corporation with a carrying value of $5,208. The cash and stock will be reflected in the financial statements for the fourth quarter of 1995. Following the Trustee's third distribution and an additional charge off made during the year, the Partnership has a remaining net unsecured pre-petition claim balance of $61,300 as of October 20, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995 in comparison to the same periods in 1994.

The Partnership realized net income of $74,208 and $70,347 for the quarters ended September 30, 1995 and 1994, respectively. Rental income decreased $123,468 between the three month periods. The decrease in rental income relates to a sale of equipment previously on lease to Shared Medical. The sale was executed in July, 1995 with a sale date of December, 1994 causing a $77,700 adjustment to the current quarter rental income. Accordingly, the Partnership experienced a rental loss of $19,249 for the current quarter as a result of that adjustment. The sale of the entire equipment portfolio and the related leases did not occur until September, 1995; thus, there was no direct impact of the sale on current quarter rental revenue. The net loss on the sale of equipment between the two periods is primarily due to the current year sale of the entire equipment portfolio, of which some equipment carried high net book values. The recovery of the net unsecured pre-petition claim was the result of the second distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding claim balance.

Total costs and expenses decreased $70,019 or 88% during the third quarter of 1995 primarily due to the $64,254 decrease in depreciation expense offset by the $22,915 increase in general and administrative expenses. The Partnership did not recognize any depreciation expense in the current quarter due to a portion of the equipment portfolio becoming fully depreciated and the sale of the equipment portfolio. General and administrative expenses increased due to the establishment and satisfaction of outstanding liabilities related to the liquidation of the Partnership in 1995. For example, the Partnership will still need to cover costs relating to investor reports, Schedule K-1 preparation and mailings, etc. Management fees have decrease in relation to the adjustment related to the Shared Medical lease and the decline in rental income, as discussed above. The reversal of provision for doubtful accounts of $27,911 is due to successful collection efforts on delinquent rents receivable.

The Partnership realized net income of $133,111 and $170,546 for the nine months ended September 30, 1995 and 1994, respectively. Rental income decreased $268,001 or 67% between the nine month periods. As discussed above in the quarter analysis, the decrease in rental income is primarily due to the $77,700 adjustment to rental income in the third quarter of 1995. Interest income increased as a result of higher average short-term investment balances. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 second distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. s mentioned above, the net loss on the sale of equipment is primarily due to the current year sales of equipment, of which some equipment carried high net book values.

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Total costs and expenses decreased $142,435 or 50% during the first nine months of 1995 primarily as a result of lower depreciation expense exceeding the increase in general and administrative expenses. As discussed above in the quarter analysis, depreciation expense decreased $141,461 due to a large portion of the equipment portfolio becoming fully depreciated and the sale of the equipment portfolio. General and administrative expenses increased $29,399 due to the establishment and satisfaction of outstanding liabilities related to the liquidation of the Partnership in 1994, as discussed above. Management fees expense decreased $18,803 as a result of the current quarter adjustment related to the Shared Medical lease and the decline in rental income. The reversal of provision for doubtful accounts for the nine months is due to successful collection efforts on delinquent rents receivable, as mentioned above.

During the quarter and nine months ended  September  30, 1995,  the  Partnership
allocated   profits  and  losses  resulting  in  $2.81  and  $4.00  per  Limited
Partnership Unit, respectively.

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of September 30, 1995, substantially all of the assets have been liquidated and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. As discussed in note 6 Subsequent Events, the Partnership received the third distribution from the Trustee, with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,269 and 2,083 shares of common stock in Continental Information Systems Corporation with a carrying value of $5,208. The cash and stock will be reflected in the financial statements for the fourth quarter of 1995. Following the Trustee's third distribution and an additional charge off made during the year, the Partnership has a remaining unsecured pre-petition claim balance of $61,300 as of October 20, 1995.

The stock cannot be sold immediately by the Partnership due to limitations imposed by the Securities Exchange Act of 1933 (the "Exchange Act"). Because TLP Leasing Programs, Inc., one of the Corporate General Partners, is a wholly-owned subsidiary of Continental Information Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act. In doing so, the Partnership anticipates selling the stock and distributing the proceeds to the investors in the form of a final distribution within the next twelve months.

The Partnership's investing activities for the nine months resulted in the sales of its entire equipment portfolio with a depreciated cost basis of $165,430 generating $60,113 in sales proceeds. Also associated with the equipment sales were $50,000 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment.

Cash distributions are currently at an annual level of 3% per Limited Partnership Unit or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a distribution of $97,646, of which $4,882 is allocated to the General Partners and $92,764 is allocated to the Limited Partners. The distribution will be made on November 28, 1995. As discussed above, the Partnership is accumulating its cash in anticipation of a final distribution. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.


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

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
(Registrant)

By:  Wellesley Leasing Partnership,
its General Partner

By:  TLP Leasing Programs, Inc.,
one of its Corporate General Partners

By:  Arthur P. Beecher,
     President


Date: November 14, 1995
      ------------------