Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP II A
filed 1996-05-14
CIK 739709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For Quarter Ended March 31, 1996                    Commission File No. 2-89177


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

                            ------------------------


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




                                    INDEX                                                                          Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                                      3

                    Statements of Operations For the Quarters Ended
                        March 31, 1996 and 1995                                                                    4

                    Statements of Cash Flows For the Quarters Ended
                        March 31, 1996 and 1995                                                                    5

                    Notes to Financial Statements                                                                  6 - 7

              Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations                                                                      8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          10

              Signature                                                                                            11



                          PART I. FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                               Assets               (Unaudited)             (Audited)
                                                                                      3/31/96               12/31/95
Investment property, at cost (note 3):
   Computer equipment                                                            $              -       $              -
     Less accumulated depreciation                                                              -                      -
                                                                                 ----------------       ----------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                  21,807                 81,500
Rents receivable                                                                                -                      -
Accounts receivable - affiliates, net (notes 2 & 3)                                             -                      -
                                                                                 ----------------       ----------------

     Total assets                                                                $         21,807       $         81,500
                                                                                 ================       ================

                                Partners' Equity

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                837,960                837,073
     Cumulative cash distributions                                                       (838,073)              (838,073)
                                                                                 ----------------       ----------------
                                                                                              887                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,737 units):
     Capital contribution, net of offering costs                                       11,019,501             11,019,501
     Cumulative net income                                                              4,927,348              4,910,501
     Cumulative cash distributions                                                    (15,925,929)           (15,848,502)
                                                                                 ----------------       ----------------
                                                                                           20,920                 81,500
                                                                                 ----------------       ----------------

     Total partners' equity                                                      $         21,807       $         81,500
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                          1996                   1995
                                                                                    ---------------        --------------
Revenues:
   Rental income                                                                    $             -        $       72,547
   Other income                                                                               7,918                     -
   Interest income                                                                              667                 5,144
   Recovery of net unsecured
     pre-petition claim (note 4)                                                              9,499                     -
                                                                                    ---------------        --------------

       Total revenues                                                                        18,084                77,691
                                                                                    ---------------        --------------

Costs and expenses:
   Depreciation                                                                                   -                38,591
   Provision for doubtful accounts                                                                -                12,997
   Interest                                                                                       -                 1,120
   Related party expenses (note 3):
     Management fees                                                                              -                 3,915
     General and administrative                                                                 350                15,966
   Net loss on sale of equipment                                                                  -                40,336
                                                                                    ---------------        --------------

       Total costs and expenses                                                                 350               112,925
                                                                                    ---------------        --------------

Net income (loss)                                                                   $        17,734        $      (35,234)
                                                                                    ===============        ==============

Net income (loss) per Limited Partnership Unit                                      $          0.68        $        (2.42)
                                                                                    ===============        ==============

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                                                                1996              1995
                                                                                                ----              ----
Cash flows from operating activities:
   Net income (loss)                                                                      $        17,734     $       (35,234)
                                                                                          ---------------     ---------------

   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
       Depreciation                                                                                     -              38,591
       Provision for doubtful accounts                                                                  -              12,997
       Net loss on sale of equipment                                                                    -              40,336
       Net decrease in current assets                                                                   -               1,613
       Net decrease in current liabilities                                                              -              (9,679)
                                                                                          ---------------     ---------------

         Total adjustments                                                                              -              83,858
                                                                                          ---------------     ---------------

         Net cash provided by operating activities                                                 17,734              48,624
                                                                                          ---------------     ---------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                           -               7,694
                                                                                          ---------------     ---------------

         Net cash provided by investing activities                                                      -               7,694
                                                                                          ---------------     ---------------

Cash flows from financing activities:
   Cash distributions to partners                                                                 (77,427)           (247,370)
                                                                                          ---------------     ---------------

         Net cash used in financing activities                                                    (77,427)           (247,370)
                                                                                          ---------------     ---------------

Net decrease in cash and cash equivalents                                                         (59,693)           (191,052)

Cash and cash equivalents at beginning of year                                                     81,500             382,960
                                                                                          ---------------     ---------------

Cash and cash equivalents at end of year                                                  $        21,807     $       191,908
                                                                                          ===============     ===============

Supplemental cash flow information:
   Interest paid during the year                                                          $             -     $         1,120
                                                                                          ===============     ===============

                 See accompanying notes to financial statements.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership II-A (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements includes an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in accounts receivable - affiliates was $51,801 and $61,300, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Management fees                                   $          -       $      3,915
Reimbursable expenses paid                                   -             16,397
                                                  ------------       ------------

                                                  $          -       $     20,312
                                                  ============       ============

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

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

(4)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996, the Partnership received the fourth distribution from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $9,499. Following the Trustee's fourth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $51,801 as of March 31, 1996 (see note 5).

(5)   Subsequent Events

On April 19, 1996, the Partnership received the fifth distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $17,930. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $33,871 as of April 19, 1996. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                    WELLESLEY INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter ended March 31, 1996 in comparison to the quarter ended March 31, 1995.

The Partnership realized net income of $17,734 and a net loss of $35,234 for the quarters ended March 31, 1996, and 1995, respectively. Due to the Partnership's sale of the equipment portfolio and the related leases during September, 1995, the Partnership did not recognize any rental income during the first quarter of 1996. The $7,918 other income recognized during the current quarter resulted from an overstated reserve set up in a prior period for management fees to be paid on rents received with regard to a particular lease portfolio. This reserve was maintained on the General Partner's books. Due to the liquidation of the Partnership, the General Partner returned the excess cash of $7,918 to the Partnership and wiped out the reserve. Interest income decreased as a result of lower average short-term investment balances. The recovery of net unsecured pre-petition claim of $9,499 for the quarter ended March 31, 1996 was the result of the receipt of the Trustee's fourth distribution on the fully reserved net unsecured pre-petition receivable (for further discussion refer to note 4 to the financial statements).

Total costs and expenses decreased in 1996, as a result of the sale of the equipment portfolio in September, 1995. The current quarter general and administrative expenses pertained to filing fees for the Commonwealth of Massachusetts and U.S. Securities and Exchange Commission.

The Partnership had net income (loss) per Limited Partnership Unit of $0.68 and $(2.42) in 1996 and 1995, respectively.

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of September 30, 1995, all of the assets had been sold with the exception of the unsecured pre-petition claim receivable and the common stock in Continental Information Systems Corporation received from the Trustee. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a distribution on November 28, 1995, prior to the receipt of stock and receipt of the final Trustee settlement distribution. The stock was sold in the fourth quarter of 1995 and the sales proceeds were included in the cash distribution made February 29, 1996. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners. As discussed in notes 4 and 5 to the financial statements, the Partnership received the fourth and fifth total distributions from the Trustee, with respect to the unsecured pre-petition claim. The distributions consisted of total cash proceeds of $27,429. Following the Trustee's fourth and fifth distributions, the Partnership has a remaining net unsecured pre-petition claim of $33,871 as of April 19, 1996.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

As discussed above, the Partnership is awaiting the settlement of its outstanding net unsecured pre-petition claim balance in order to make the final distribution. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the partners (see note 4 to the financial statements). The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.


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


By:    Arthur P. Beecher
       President

Date:  May 14, 1996