Form 10-Q
period 1996-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP II A
filed 1996-08-14
CIK 739709

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-89177


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

                           ---------------------------


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


                                        INDEX                                                           Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                 3

                    Statements of Operations For the Quarters Ended
                          June 30, 1996 and 1995 and the Six Months Ended
                          June 30, 1996 and 1995                                                             4

                    Statements of Cash Flows For the Six Months Ended
                          June 30, 1996 and 1995                                                             5

                    Notes to Financial Statements                                                        6 - 7

              Management's Discussion and Analysis of Financial Conditions
                    and Results of Operations                                                            8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                    10

              Signature                                                                                      11


                          PART I. FINANCIAL INFORMATION

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                              Assets                (Unaudited)            (Audited)
                                                                                      6/30/96               12/31/95

Investment property, at cost:
   Computer equipment                                                            $              -       $              -
     Less accumulated depreciation                                                              -                      -
                                                                                 ----------------       ----------------
       Investment property, net                                                                 -                      -

Cash and cash equivalents                                                                  39,281                 81,500
Accounts receivable - affiliates, net (notes 2 & 4)                                             -                      -
                                                                                 ----------------       ----------------

     Total assets                                                                $         39,281       $         81,500
                                                                                 ================       ================

                                Partners' Equity

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                  1,000
     Cumulative net income                                                                838,833                837,073
     Cumulative cash distributions                                                       (838,073)              (838,073)
                                                                                 ----------------       ----------------
                                                                                            1,760                      -
                                                                                 ----------------       ----------------
   Limited Partners (24,737 units):
     Capital contribution, net of offering costs                                       11,019,501             11,019,501
     Cumulative net income                                                              4,943,949              4,910,501
     Cumulative cash distributions                                                    (15,925,929)           (15,848,502)
                                                                                 ----------------       ----------------
                                                                                           37,521                 81,500
                                                                                 ----------------       ----------------

     Total partners' equity                                                      $         39,281       $         81,500
                                                                                 ================       ================

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $          -       $     78,875         $          -        $    151,422
   Interest income                                    40              1,970                  707               7,114
   Other income                                        -                  -                7,918                   -
   Recovery of unsecured
     pre-petition claim (note 4)                  17,930             71,080               27,429              71,080
                                            ------------       ------------         ------------        ------------

       Total revenue                              17,970            151,925               36,054             229,616
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                        -             25,486                    -              64,077
   Interest                                            -             (1,077)                   -                  43
   Related party expenses (note 3):
     Management fees                                   -              2,061                    -               5,976
     General and administrative                      496             17,911                  846              33,877
   Net loss on sale of equipment                       -                  -                    -              40,336
   Provision for doubtful accounts                     -             13,407                    -              26,404
                                            ------------       ------------         ------------        ------------

       Total costs
         and expenses                                496             57,788                  846             170,713
                                            ------------       ------------         ------------        ------------

Net income                                  $     17,474       $     94,137         $     35,208        $     58,903
                                            ============       ============         ============        ============

Net income per Limited
   Partnership Unit                         $       0.67       $       3.61         $       1.35        $       1.19
                                            ============       ============         ============        ============

                 See accompanying notes to financial statements.


                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                      1995
                                                                                           ----                      ----

Cash flows from operating activities:
   Net income                                                                         $      35,208            $       58,903
                                                                                      -------------            --------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                               -                    64,077
       Provision for doubtful accounts                                                            -                    26,404
       Net loss on sale of equipment                                                              -                    40,336
       Net increase in current assets                                                             -                  (108,810)
       Net increase in current liabilities                                                        -                   (21,431)
                                                                                      -------------            --------------

         Total adjustments                                                                        -                       576
                                                                                      -------------            --------------

         Net cash provided by operating activities                                           35,208                    59,479
                                                                                      -------------            --------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                     -                     7,694
                                                                                      -------------            --------------

         Net cash provided by investing activities                                                -                     7,694
                                                                                      -------------            --------------

Cash flows from financing activities:
   Cash distributions to partners                                                           (77,427)                 (353,153)
                                                                                      -------------            --------------

         Net cash used in financing activities                                              (77,427)                 (353,153)
                                                                                      -------------            --------------

Net decrease in cash and cash equivalents                                                   (42,219)                 (285,980)

Cash and cash equivalents at beginning of period                                             81,500                   382,960
                                                                                      -------------            --------------

Cash and cash equivalents at end of period                                            $      39,281            $       96,980
                                                                                      =============            ==============

Supplemental cash flow information:
   Interest paid during the period                                                    $           -            $        1,120
                                                                                      =============            ==============

                 See accompanying notes to financial statements.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in accounts receivable - affiliates was $33,871 and $61,300, respectively.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                      1996              1995
                                                      ----              ----

Management fees                                   $          -       $      5,976
Reimbursable expenses paid                                   -             35,142
                                                  ------------       ------------

                                                  $          -       $     41,118
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

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996 and April 19, 1996, respectively, the Partnership received the fourth and fifth distributions from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the unsecured pre-petition claim. The fourth and fifth distributions consisted of cash proceeds of $9,499 and $17,930, respectively. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $33,871 as of June 30, 1996 (see note 5).

(5)   Subsequent Events

On July 19, 1996, the Partnership received the sixth distribution from the Trustee with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $9,228 and 185 shares of common stock in Continental Information Systems Corporation ("CISC"). Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $24,181 as of July 19, 1996. The General Partner anticipates that the Trustee will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                    WELLESLEY INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership operations for the quarter and six month periods ended June 30, 1996 compared to the same periods in 1995.

The Partnership realized net income of $17,474 for the quarter ended June 30, 1996 in comparison to net income of $94,137 for the quarter ended June 30, 1995. Due to the Partnership's sale of the equipment portfolio and the related leases during September, 1995, the Partnership did not recognize any rental income during 1996. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The recovery of the unsecured pre-petition claim in the amount of $17,930 for the quarter ended June 30, 1996, was the result of the receipt of the Trustee's fifth distribution on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 4 to financial statements).

Total costs and expenses decreased significantly in the current quarter in 1996 as a result of the sale of the equipment portfolio in September, 1995. The current quarter general and administrative expenses pertained primarily to filing fees for the Commonwealth of Massachusetts.

The Partnership realized net income of $35,208 and $58,903 for the six months ended June 30, 1996 and 1995, respectively. As discussed in the quarter analysis above, the Partnership's sale of the equipment portfolio and the related leases during September, 1995, resulted in the Partnership not recognizing any rental income during 1996. Interest income decreased between the six month periods as a result of lower average short-term investment balances held during the current six month period. The $7,918 of other income recognized in 1996 resulted from an overstated reserve set up in a prior period for management fees to be paid on rents received with regard to a particular lease portfolio. This reserve was maintained on the General Partner's books. Due to the liquidation of the Partnership, the General Partner returned the excess cash of $7,918 to the Partnership and wiped out the reserve. The recovery of unsecured pre-petition claim of $27,429, was the result of the receipt of the Trustee's fourth and fifth distributions on the fully reserved unsecured pre-petition receivable received during the current year (for further discussion refer to note 4 to financial statements).

As discussed in the quarter analysis above, total costs and expenses decreased significantly between the six month periods. As discussed above, the decrease is due to the sale of equipment portfolio in September, 1995. General and administrative expenses for 1996 primarily pertained to filing fees for the Commonwealth of Massachusetts and U.S. Securities and Exchange Commission.

The Partnership had net income per Limited Partnership Unit of $0.67 and $3.61 for the quarters ended June 30, 1996 and 1995, respectively, and $1.35 and $1.19 for the six months ended June 30, 1996 and 1995, respectively.

                 WELLESLEY LEASE INCOME LIMITED PARTNERSHIP II-A
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of September 30, 1995, all of the assets had been sold with the exception of the unsecured pre-petition claim receivable and the common stock in CISC received from the Trustee. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a distribution on November 28, 1995, prior to the receipt of stock and receipt of the final Trustee settlement distribution. The aforementioned stock was sold in the fourth quarter of 1995 and the sales proceeds were included in the cash distribution made February 29, 1996. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners. As discussed in notes 4 and 5 to the financial statements, during 1996, the Partnership received the fourth, fifth and sixth distributions from the Trustee, with respect to the unsecured pre-petition claim. The distributions consisted of total cash proceeds of $36,657 and 185 shares of common stock. Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim of $24,181 as of July 19, 1996.

As discussed above, the Partnership is awaiting the settlement of its outstanding unsecured pre-petition claim balance in order to make the final distribution. The Partnership will not be terminated until the unsecured pre-petition claim against CIS Corporation has been settled and the remaining proceeds have been distributed to the partners (see note 4 to the financial statements). The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date:  August 13, 1996

By:    Arthur P. Beecher,
       President